Form 10-K
period 2000-09-30
ALPHA PETROLEUM EXPLORATION CORP
filed 2001-07-05
CIK 90685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                  For the fiscal year ended September 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-9563


                     ALPHA PETROLEUM EXPLORATION CORPORATION
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New York                                              23-2090563
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (IRS Employer I.D. No.)
Incorporation or Organization)


               3401 N. Tamiami Trail, Suite 207, Naples, FL 34103
           ----------------------------------------------------------
           Address of Principal Executive Offices Including Zip Code

Registrant's telephone number including area code: (941) 263-4223

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2000, was approximately $0. As of September 30, 2000, the Company had a stockholder's deficit of $372,244.00.

         As of September 30, 2000, 120,697 shares of Common Stock, $0.01 par value, were outstanding.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Alpha Petroleum Exploration Corporation (the "Company") was incorporated under the laws of the State of New York in 1968. From 1977 to 1983, the Company was engaged in the exploration for and development of oil and gas both for its own account and through limited partnerships. The Company acted primarily as an investor. In 1984, the Company sold its oil and gas properties. The Company has been inactive since 1988.

GENERAL BUSINESS

The Company intends to begin operating again. The Company has acquired interests in several other "development stage" businesses. The Company believes that it can enhance the value of the businesses in which the Company has acquired an interest by adding business development and management support, as well as financing and market knowledge. The Company's strategy is to grow through acquisitions, particularly (but not exclusively) in the area of information technology, including Internet, e-commerce, telecommunications, networking, software and information services. Information technology is one of the fastest growing sectors in the United States economy. The Internet, in particular, is a device which has allowed information technology businesses to grow at a rapid pace. New companies can position themselves as leaders in their respective markets, often attracting key strategic partners and customers. These new companies often build category-defining brands that create competitive advantage. The Company intends to invest in businesses that the Company believes will have the greatest potential to become leading information technology businesses.

The Company is currently in the process of reinstating itself as a corporation in "good standing" with the United States Securities and Exchange Commission. The mailing address for the Company is 3401 N. Tamiami Trail, Suite 207, Naples, Florida 34103. After the Company becomes compliant with New York and the SEC, the Company intends to effect a private placement offering in which the Company hopes to raise $1,500,000. The raising of such funds would allow the Company to begin implementing its plan of business described above.

The Company has acquired interest in the following companies: Polo Energy Corporation, Alpha Technologies Associates, Inc.; and Journey Entertainment Corporation. These companies are described as follows:

POLO ENERGY CORPORATION

The Company owns fifty-five percent (55%) of Polo Energy Corporation ("Polo"). Polo was incorporated in Nevada in 1990 and then merged into a Delaware corporation in 2001. The business of Polo will be to acquire oil and gas properties in Texas, Oklahoma and other oil-producing states. Polo owns 6,522 units of Class A, Series 1 units of Benex Oil and Gas Company, LLC representing a share in its Koi Chush #1 well in Atoka County, Oklahoma. This well is currently unproductive. Polo is currently in the process of looking for leaseable properties which would allow Polo to drill for and exploit gas reserves. Polo is also in the process of making technical presentations to potential drilling partners.

ALPHA TECHNOLOGIES ASSOCIATES, INC.

The Company owns fifty-five percent (55%) of Alpha Technologies Associates, Inc., a Delaware corporation ("ATA"). ATA is a holding company which holds interests in the following businesses:

         I-COVER CORPORATION

         ATA owns twenty-six percent (26%) of I-Cover Corporation, a Delaware corporation ("I-Cover"). I-Cover was incorporated in February, 2000. I-Cover is a development-stage company that is developing a product that will be known as the "I-Cover device". The "I-Cover" device is a bookbinding device and book cover that would allow digital printers to bind high-class hard covered books in a surrounding where conventional heavy binding equipment is not available. I-Cover intends to design, patent and market the I-Cover device.

         INSTANT E-COMMERCE CORP.

         ATA owns twenty-seven percent (27%) of Instant E-Commerce Corporation, a Delaware corporation ("IEC"). IEC was incorporated in June, 1999 and remains a "development stage" company. IEC is developing technology to allow its customers flexible and fast methods to set up secure and effective electronic shopping over the Internet. Specifically, IEC is attempting to establish a comprehensive set of payment methods to allow for greater flexibility when shopping "on-line".

         HELP SET COMMUNICATION CORPORATION.

         ATA owns twenty-seven percent (27%) of Help Set Communication Corporation, a Delaware corporation ("Help Set"). Help Set was incorporated in February, 2000. Help Set is attempting to become a part of the electronic commerce and targeted advertising business. Help Set plans to provide these services through electronic devices like personal digital assistants ("PDA's") and client software. Client software and PDAs would provide vehicles for the on-line purchasing of products and services. They also would provide the means to identify customers and send information in secure form. All users can also utilize their PDA's for already existing services such as e-mail, pages, faxes, voice mail, etc. Help Set also plans to provide the server software environment and all the programs needed for development customized applications for the users of the PDA's.

         LINUX CE, INC.

         ATA owns thirty-five percent (35%) of Linux CE, Inc., a Delaware corporation ("Linux""). Linux is attempting to create an improved operating system for consumer electronic products. Currently, the operating systems available for consumer electronics are based on proprietary code. The Company believes that the proprietary code operating systems is not an acceptable system, as companies will not want to drive their businesses into a situation such as that which exists in the personal computer industry. Linux is attempting to improve this technology.

         FRUIT WASH CORPORATION.

         ATA owns thirty-six percent (36%) of Fruit Wash Corporation, a Delaware corporation ("Fruit Wash"). Fruit Wash will be a manufacturer of a fruit and vegetable cleanser which removes preservatives from fruit and vegetables efficiently and safely. Treated fruits and vegetables can cause allergic symptoms and skin irritations in many people, who must wear disposable gloves when handling the produce. Fruit Wash is developing a cleansing liquid which would safely and effectively wash away preservatives and pesticides from the surface of fruits and vegetables.

EMPLOYEES

         The Company currently has no full-time employees.

PRODUCTS/SERVICES

         The Company currently manufacturers no products and performs no services.

CUSTOMERS

         The Company currently has no customers.

PATENTS AND INTELLECTUAL PROPERTY

         The Company currently has no patents or intellectual property.


ITEM 1A.        RISK FACTORS

         Non-Compliance with SEC. The Company has not complied with any SEC requirements since 1988. Although the Company is attempting to regain its "good standing" status with the SEC, there can be no guaranty that the Company will be able to do so.

         New Business Venture. The Company has been dormant for over ten (10) years. Therefore, the Company should be regarded as one with little or no operating history. The Company's profitability is subject to all of the risks inherent in the development of any new business enterprise, including the lack of an extensive operating history. There can be no assurance that the Company can operate profitably or that it will continue to do so for any length of time.

         No Market/No Liquidity. There will be no active market to trade the common stock of the Company. As a result, any stock ownership should be viewed as illiquid in nature. The Company does plan to attempt to have its shares listed on the NASDAQ "Bulletin Board", but there is no assurance that the Company will be able to do so.

         Limitation on Director and Officer Liability; Indemnification. In accordance with New York law, the Company's Articles of Incorporation and By-Laws contain provisions providing for the maximum indemnification provided under New York law for its officers, directors, employees and agents. As a result of the inclusion of such provisions, the Company may not be able to recover monetary damages against officers, directors, employees and agents of the Company for actions taken by them, and, with respect to officers and directors, which actions are ultimately found not to have violated the specific provisions enumerated above, although it may be possible to obtain injunctive or other equitable relief with respect to certain actions. If equitable remedies are found not to be available to the Company in any particular case, the Company may not have an effective remedy against the challenged conduct.

         Key Personnel. The Company's performance will depend significantly upon the personal efforts and abilities of Roland Jermyn. The loss of the services of Mr. Jermyn could have an adverse effect on the Company.

         Subsequent Sales of Equity Securities. The success of the Company is contingent upon raising funds in the near future. The Company intends to complete a "private placement" offering of its shares. There is no assurance that the Company will be able to complete such private placement or otherwise raise the necessary funds to effect its business plan. The subsequent offering of securities by the Company may be made on terms and conditions as the Company deems appropriate.

         Competition. There is widespread competition in the technology industry. There is no guaranty that the Company will be able to effectively compete in the technology industry.

         Acquisitions Involve Numerous Risks. Acquisitions involve numerous risks, including the following:

         - difficulties in integration of the operations, technologies, and products of the acquired companies;

         - the risk of diverting management's attention from normal daily operations of the business;

         - potential difficulties in completing projects associated with purchased inprocess research and development;

         - risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

         -        the potential loss of key employees of the acquired company.

         Mergers and acquisitions of companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

         Employees. The Company's success will be dependent on its ability to obtain and retain employees. At this time, the Company has no employees. Competition to hire employees can be intense. There is no assurance that the Company will be able to successfully hire employees.


ITEM 2.  PROPERTIES

         The Company's principal office is located at 3401 N. Tamiami Trail, Suite 207, Naples, Florida 34103.


ITEM 3.  LEGAL PROCEEDINGS

         None. The Company is in default of two promissory notes with a principal amount totaling $116,113. However, the Company believes that the statute of limitations involving the promissory notes has expired and that, therefore, the holders of the promissory notes have no legal ability to enforce the notes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Due to the fact that the Company has been "inactive" since 1988, shares of the Company are not currently traded on any market. Once the Company has been brought into "good standing" with the Securities and Exchange Commission, the Company intends to have its securities traded on the NASDAQ "bulletin board".


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data is for the three fiscal years ended September 30, 2000. Reference is made to the financial statements attached hereto for additional information.

                                    2000              1999               1998
                                  ---------         ---------         ---------
     Revenues                     $     -0-         $     -0-         $     -0-

     Loss                         $(104,385)        $(115,417)        $ (64,726)

     Loss Per Share               $   (0.86)        $   (0.96)        $   (0.54)

     Total Assets                 $     100         $     100         $     100

     Long Term Obligations        $(372,344)        $(322,459)        $(270,352)



         The Company has never paid dividends on its common stock and it is highly unlikely that it will do so in the foreseeable future.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations

         As the Company has been inactive since 1988, the Company has had no revenue or any other type of income since 1988. Similarly, the Company has had virtually no general and administrative expenses since 1988. During the year ended September 30, 2000, the only activity of the Company involved discussions with various technology-driven companies in Finland for the Company to assist in their capital raising activity.

         Liquidity and Capital Resources

         There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. As previously stated, the Company's proposed business activities are dependent upon a successful completion of a proposed private placement offering. If a private placement offering cannot be completed, the Company will not be able to carry out its business plan.

         The Company does not have any material commitments for capital expenditures. Again, the Company is investigating possible business combinations with other companies. However, the

         Company's ability to enter into any business combinations is contingent upon its ability to raise funds through a private placement offering of its common stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                Age                    Position
      ----                ---                    --------
 Roland Jermyn            59             Director, President and Treasurer
 John Picciano            53             Director
 Heister H. Linn          52             Director

         ROLAND JERMYN.

         Mr. Jermyn is the President, Treasurer and Director of the Company. He also served as President of the Company from 1978 until 1987. Mr. Jermyn graduated from Dartmouth College in 1963. He also attended Stanford University Business School and St. Edmond Hall at Oxford. From 1969 to 1977, Mr. Jermyn worked as an insurance broker and real estate broker. From 1977 to 1986, Mr. Jermyn worked as a long-term planner for Psychiatric Hospitals of America. Since 1985, Mr. Jermyn has been the advisor to the Number One Irrevocable Trust dated June 25, 1985 and the advisor to the Number Two Irrevocable Trust dated December 27, 1986.

         JOHN PICCIANO

         Mr. Picciano is a director of the Company. Mr. Picciano is Chief Engineer Officer of Oglethorpe, Inc., the company which managers "The Willough", a mental health hospital in Naples, Florida. Mr. Picciano has served as chief executive officer of several inpatient mental facilities, rehabilitation programs and long-term care centers. Mr. Picciano served as a Catholic priest in the Diocese of Orlando for ten years prior to his leaving the priesthood to work in the mental health care industry.

         HEISTER H. LINN

         Mr. Linn is a practicing orthodontist. He has had his own practice since 1976. Prior to becoming an orthodontist, Mr. Linn worked for Block Drug Company and Upjohn Pharmaceutical Company. Mr. Linn has been involved in several business ventures, including owning a racquetball and fitness club as well as a rental property and land development company. In 1999, Mr. Linn filed for protection under Chapter 13 of the United States Bankruptcy Code. Mr. Linn's bankruptcy filing was voluntarily withdrawn in February, 2001.


ITEM 11.    EXECUTIVE COMPENSATION

         Since 1988, Mr. Jermyn, President of the Company, has worked without compensation.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 2000, certain information with respect to each beneficial owner of more than five percent (5%) of the Company; each named Executive Office; and all directors and officers of the Company as a group.

                                       Number of Shares
         Name of Beneficial Owner     Beneficially Owned      Percent of Outstanding Shares
         ------------------------     ------------------      -----------------------------
         Drumore Corporation               19,163                        15.88%
         Chestnut Corporation              18,552                        15.37%
         Robert H. Chappell                12,704                        10.53%
         Ken Hardesty                      10,490                         8.69%


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of September 30, 2000, Drumore Corporation owned 15.88%of the issued and outstanding shares of the Company. Mr. Jermyn is a member of the Board of Directors and is 100% shareholder of Drumore Corporation. Mr. Jermyn is also the President and a Director of the Company.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Financial Statement Schedules.


                  Report of Independent Auditors.

                  Consolidated Balance Sheets at September 30, 2000 and 1999. Consolidated Statements of Operations for each of the years ended September 30, 2000, 1999 and 1998.

                  Consolidated Statements of Stockholders' Deficit for each of the fiscal years ended September 30, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for each of the fiscal years ended September 30, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

         (b)      Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the period covered by this report.

ALPHA PETROLEUM EXPLORATION CORPORATION


TABLE OF CONTENTS


                                                                      Page
Report of Independent Auditors .............................            1

Financial Statements:
Consolidated Balance Sheets.................................            2

Consolidated Statements of Operations.......................            3

Consolidated Statements of Stockholders' Deficit............            4

Consolidated Statements of Cash Flows.......................            5

Notes to Consolidated Financial Statements..................          6-9

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
   Alpha Petroleum Exploration Corporation
   Naples, Florida


         We have audited the accompanying consolidated balance sheets of Alpha Petroleum Exploration Corporation and its Subsidiary [the "Company"] as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Petroleum Exploration Corporation and Subsidiary as of September 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company had a working capital deficit of $416,021 as of September 30, 2000. The Company has had no income producing activity since 1989 and has an accumulated deficit of $7,122,345 as of September 30, 2000. These factors raise substantial doubt about Alpha Petroleum Exploration Corporation's ability to continue as a going concern. Management's plan in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                  MOORE STEPHENS, P.C.
                                                  Certified Public Accountants.


New York, New York
May 21, 2001

ALPHA PETROLEUM EXPLORATION CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,
                                                                      ---------------------------------
                                                                          2000                  1999
                                                                      ------------         ------------
ASSETS:
   Cash                                                               $        100         $        100
                                                                      ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
   Accounts Payable                                                   $     73,832         $     40,321
   Notes Payable                                                           116,133              116,133
   Interest Payable                                                        220,471              188,566
   Accrued Tax Liabilities                                                   5,685                5,291
                                                                      ------------         ------------

   TOTAL CURRENT LIABILITIES                                               416,121              350,311
                                                                      ------------         ------------

COMMITMENTS AND CONTINGENCIES                                                   --                   --
                                                                      ------------         ------------

STOCKHOLDERS' DEFICIT:
   Common Stock, Par Value $.01 Per Share, [Authorized,
     40,000,000 Shares; 120,697 Shares Issued and Outstanding]               1,207                1,207

   Additional Paid-in Capital                                            6,705,117            6,650,617

   Accumulated Deficit                                                  (7,122,345)          (7,002,035)
                                                                      ------------         ------------

   TOTAL STOCKHOLDERS' DEFICIT                                            (416,021)            (350,211)
                                                                      ------------         ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $        100         $        100
                                                                      ============         ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

ALPHA PETROLEUM EXPLORATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED
                                                        ------------------------------------------------
                                                                          SEPTEMBER  30,
                                                        ------------------------------------------------
                                                           2000               1999                1998
                                                        ----------         ----------         ----------
REVENUES                                                $       --         $       --         $       --

GENERAL AND ADMINISTRATIVE EXPENSE                          88,011             99,821             50,000

INTEREST EXPENSE                                            32,199             29,295             28,064

STATE FRANCHISE TAX EXPENSE                                    100                490                325
                                                        ----------         ----------         ----------

   NET LOSS                                             $ (120,310)        $ (129,606)        $  (78,389)
                                                        ==========         ==========         ==========

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK        $    (1.00)        $    (1.07)        $     (.65)
                                                        ==========         ==========         ==========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING                                120,697            120,697            120,697
                                                        ==========         ==========         ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

ALPHA PETROLEUM EXPLORATION CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                             COMMON STOCK               ADDITIONAL                               TOTAL
                                       ------------------------          PAID-IN          ACCUMULATED        STOCKHOLDERS'
                                        SHARES          AMOUNT           CAPITAL            DEFICIT             EQUITY
                                       --------        --------        -----------        -----------        -------------
BALANCE - OCTOBER 1, 1997               120,697        $  1,207        $ 6,537,307        $(6,794,040)        $  (255,526)

   Company Expenses Paid by
     Stockholders                            --              --             50,000                 --              50,000

   Net Loss for the year ended
     September 30, 1998                      --              --                 --            (78,389)            (78,389)
                                       --------        --------        -----------        -----------         -----------

BALANCE - SEPTEMBER 30, 1998            120,697           1,207          6,587,307         (6,872,429)           (283,915)

   Company Expenses Paid by
     Stockholders                            --              --             63,310                 --              63,310

   Net Loss for the year ended
     September 30, 1999                      --              --                 --           (129,606)           (129,606)
                                       --------        --------        -----------        -----------         -----------

BALANCE - SEPTEMBER 30, 1999            120,697           1,207          6,650,617         (7,002,035)           (350,211)

   Company Expenses Paid by
     Stockholders                            --              --             54,500                 --              54,500

   Net Loss for the year ended
     September 30, 2000                      --              --                 --           (120,310)           (120,310)
                                       --------        --------        -----------        -----------         -----------

   BALANCE - SEPTEMBER 30, 2000         120,697        $  1,207        $ 6,705,117        $(7,122,345)        $  (416,021)
                                       ========        ========        ===========        ===========         ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

ALPHA PETROLEUM EXPLORATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED
                                                          ------------------------------------------------
                                                                            SEPTEMBER  30,
                                                          ------------------------------------------------
                                                             2000               1999                1998
                                                          ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $ (120,310)        $ (129,606)        $  (78,389)
   Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities:
     Increase in Accounts Payable                             33,511             40,321                 --
     Increase in Interest Payable                             31,905             28,425             27,372
     Decrease in Accrued Tax Liabilities                          --             (3,810)                --

     State Franchise Tax                                         100                490                325
     Interest and Penalty Accruals                               294                870                692
     Company Expenses Paid by Stockholders                    54,500             63,310             50,000
                                                          ----------         ----------         ----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                      --                 --                 --
                                                          ----------         ----------         ----------

   NET INCREASE IN CASH                                           --                 --                 --

CASH - BEGINNING OF YEARS                                        100                100                100
                                                          ----------         ----------         ----------

   CASH - END OF YEARS                                    $      100         $      100         $      100
                                                          ==========         ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Income Taxes                                         $       --         $    3,810         $       --
     Interest                                             $       --         $       --         $       --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Note 9.


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[1] ORGANIZATION AND NATURE OF OPERATIONS

Alpha Petroleum Exploration Corporation ["Alpha" or the "Company"] was incorporated under the laws of the State of New York in 1968 and has been primarily inactive since 1989.

In March 1997, the Company formed a 100% owned subsidiary, Polo Energy Corporation ["Polo"]. Polo's business was planned to be the investment in oil and gas production on an international basis. Polo has been inactive in the years presented in the accompanying financial statements.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company are presented in accordance with generally accepted accounting principles in the United States. A summary of the more significant policies are presented below.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company did not have any cash equivalents at September 30, 2000 or 1999.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

CONSOLIDATION POLICY - The consolidated financial statements include the accounts of Alpha and its subsidiary. All significant intercompany balances and transactions have been eliminated. Investments in companies in which the company has a 20% to 50% interest are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

EARNINGS PER SHARE - Basic earnings [loss] per share is computed by dividing income [loss] available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per shares. The Company had no potentially dilutive securities outstanding for any of the years presented in the accompanying financial statements.

COMPREHENSIVE INCOME - Comprehensive income is the total of (1) net income
(loss) plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. The Company had no items of other comprehensive income for any year in the three year period ended September 30, 2000.

ADVERTISING EXPENSE - It is the Company's policy to expense advertising costs as incurred.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2



[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - On August 1, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[3] GOING CONCERN

As of September 30, 2000, the Company had a working capital deficit of $416,021 and an accumulated deficit of $7,122,345. Further, the Company has had no income producing activity since 1989. These factors cause substantial doubt about Alpha's ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company's ability to meet its present and future financing requirements. Management is in the process of seeking equity financing.

During 1997, the Company initiated plans to reinstate itself as a corporation in good standing with the Secretary of State of New York and the Securities and Exchange Commission, in order to allow it to branch into new business fields. The Company's reinstatement plans will follow the basic course outlined below:

[1] The Company filed its delinquent New York State Franchise Tax Returns from 1988 through 1998 and paid the taxes, assessed penalties and interest.

[2] The Company will file its Form 10-K, for September 30, 2000, with the Securities and Exchange Commission ["SEC"].

[3] The Company plans to initiate stock swaps with Finnish companies in order to market Finnish technologies and products on a global basis.

[4] The Company plans to raise the capital necessary to market this Finnish technology through private offerings of its common stock.

Upon its reinstatement the Company will seek to identify companies which are capable of being market leaders in segments of the information technology industry and which are at a stage of development that would benefit from the Company's business development and management support, financing, and market knowledge. The Company will invest in companies in which it can purchase a large enough stake to enable it to have significant influence over the management and policies of the company and to realize a large enough return to compensate it for its investment of management time and effort, as well as capital.

Management believes that actions presently being taken to revise the Company's operating and financial status provide the opportunity for the Company to continue as a going concern. There can be no assurances that management will be successful in the implementation of its plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3



[4] NOTES PAYABLE

Notes payable represent two notes payable to former directors of the Company, aggregating $116,113, which are in default. Interest has been accrued from the issue date through September 30, 2000, at prime plus two percent and is reflected in the accompanying balance sheets under the caption interest payable. The weighted average interest rate as of September 30, 2000 and 1999 was 10% and 9.83%, respectively. Interest expense amounted to $31,905, $28,425 and $27,372 for the years ended September 30, 2000, 1999 and 1998, respectively.

[5] STOCK SPLIT

On April 26, 2001, the Board of Directors authorized a 1 for 286 reverse stock split of common stock to shareholders of record on April 26, 2001. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

[6] INCOME TAXES

Under generally accepted accounting principles, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Generally accepted accounting principles requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. The Company has available at September 30, 2000, approximately $1,894,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2001 to 2012. Approximately $82,000 of that amount will expire in the year 2001. At September 30, 2000, based on the amount of federal and state operating loss carryforwards, the Company would have had a deferred tax asset of approximately $777,000. However, because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance of $777,000 has been established. Accordingly, no deferred tax asset is reflected in these financial statements. The allowance is approximately $562,000 less than the allowance at September 30, 1999, due to the expiration of certain net operating losses first incurred in 1985.

[7] LOSS PER SHARE

Loss per share of common stock is based on weighted average number of common shares outstanding for each period presented. The Company has 120,697 shares of common stock issued and outstanding at September 30, 2000.

[8] CONTINGENCIES

Management believes that there is no pending or threatened litigation against the Company at September 30, 2000, which could have a material effect on the consolidated financial statements.

[9] RELATED PARTY TRANSACTIONS

The Company is funding its reinstatement process through the auspices of certain stockholders including the Drumore Corporation ["Drumore"]. Drumore is owned one-hundred percent by a majority stockholder of the Company.

A group of individuals has advanced funds to the Company on behalf of Drumore, in order to pay the legal, accounting, audit, tax and other costs incurred in connection with this effort.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4



[9]  RELATED PARTY TRANSACTIONS [CONTINUED]

These funds are being advanced to and/or for Drumore and are reflected as expenses of the Company, with an offsetting credit to additional paid-in capital. Such expenses amounted to $54,500, $63,310 and $50,000 for the years ended September 30, 2000, 1999 and 1998.

On April 26, 2001, the Company issued 1,279,303 shares of post-split stock to Drumore. These shares were issued as compensation for the expenses paid on behalf of the Company.

[10] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards No. 133 ["SFAS 133"], "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 [as amended by SFAS 138 in June 2000] establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Account Standards Board issued SFAS No. 137 ["SFAS 137"], "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133, SFAS 137 and SFAS 138 will not have a material impact on its financial statements and related disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 did not have an impact on the Company's operating results.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ["FIN 44"], "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have an impact on the Company's financial statements.

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at that time. For all financial instruments, including cash, accounts payable and notes payable, it was estimated that the carrying amount approximated fair value for these financial instruments because of their short maturities.

[12] SUBSEQUENT EVENTS

On April 9, 2001, the Company invested in several newly incorporated companies. The Company acquired 100% of Journey Entertainment Corp. which will be fully consolidated in future periods. The Company also invested in Fruit Wash Corporation and Linux CE, Inc., which will be accounted for using the equity method.


                                . . . . . . . . .

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALPHA PETROLEUM EXPLORATION
                                             CORPORATION

                                             By: /S/ Roland M. Jermyn
                                                -------------------------------
                                                Roland M. Jermyn, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates so indicated.


/S/ Roland M. Jermyn
-------------------------------------        June 29, 2001
Roland M. Jermyn, Director
Principal Executive Officer, and
Principal Financial Officer