Form 10-Q
period 2000-12-31
ALPHA PETROLEUM EXPLORATION CORP
filed 2001-07-05
CIK 90685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-9563


                     ALPHA PETROLEUM EXPLORATION CORPORATION
                     ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New York                                         23-2090563
-------------------------------                     ----------------------------
(Incorporation or Organization)                     (State or Other Jurisdiction
                                                      of IRS Employer I.D. No.)



               3401 N. Tamiami Trail, Suite 207, Naples, FL 34103
               --------------------------------------------------
            Address of Principal Executive Offices Including Zip Code

Registrant's telephone number including area code: (941) 263-4223
Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                                                     -----

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock.
------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of December 31, 2000, 120,697 shares of Common Stock, $0.01 par value, were outstanding.

PART ONE
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Reference is made to the quarterly Financial Statements attached hereto.

                     ALPHA PETROLEUM EXPLORATION CORPORATION

                                 * * * * * * * *

                            REPORT ON COMPILATION OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                                 * * * * * * * *

                      THREE MONTHS ENDED DECEMBER 31, 2000

                     THE FIORE, FEDELI & SNYDER FIRM, P.C.

                               Accountant's Report

Board of Directors
Alpha Petroleum Exploration Corporation
Naples, Florida

We have compiled the accompanying consolidated balance sheets of Alpha Petroleum Exploration Corporation as of December 31, 2000, and the related consolidated statements of operations and retained earnings and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express and opinion or any other form of assurance on them.

We are not independent with respect to Alpha Petroleum Exploration Corporation.

                                    State College, Pennsylvania
                                           June 21, 2001

                    ALPHA PETROLEUM EXPLORATION CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                                       2000
                                                                   ------------
ASSETS:
   Cash                                                             $       100
   Investment, net of valuation allowance of $13,077                         --
                                                                    -----------
      Total Assets                                                  $       100
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY/
(DEFICIENCY IN ASSETS)

Liabilities:
   Accounts payable                                                 $    73,832
   Accrued tax liabilities                                                5,826
   Notes payable - noncurrent                                           116,133
   Interest payable                                                     230,241
                                                                    -----------
      Total Liabilities                                                 426,032

Stockholders' Equity/(Deficiency in Assets):
   Common stock, $.01 per (authorized, 40,000,000 shares;
     issued and outstanding, 120,697 shares)                              1,207
   Additional Paid-in-Capital                                         6,705,117
   Retained Earnings/(Deficit)                                       (7,132,256)
                                                                    -----------

   Total Stockholders' Equity/(Deficiency in Assets)                   (425,932)
                                                                    -----------

      Total Liabilities and Stockholders' Equity/
        (Deficiency in Assets)                                      $       100
                                                                    ===========


          See accompanying notes to consolidated financial statements

                    ALPHA PETROLEUM EXPLORATION CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                               Three Months Ended
                                                               ------------------
                                                                  December 31,
                                                                      2000
                                                               ------------------
Revenues                                                         $         --

Interest on Notes Payable                                               9,770

State Tax Franchise
         Taxes                                                             --
         Interest and penalty                                             141
                                                                 ------------
                  Net Loss                                             (9,911)

Retained Earnings/(Deficit), Beginning of Year                     (7,122,345)
                                                                 ------------

Retained Earnings/(Deficit), End of Year                         $ (7,132,256)
                                                                 ============

Loss per share                                                   $       (.08)
                                                                 ============

          See accompanying notes to consolidated financial statements

                    ALPHA PETROLEUM EXPLORATION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              Three Months Ended
                                                              ------------------
                                                                 December 31,
                                                                     2000
                                                              -----------------
Cash flows from operating activities:

   Net loss                                                          $(9,911)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Interest accrual on notes payable                              9,770
        Tax and related accruals                                         141
                                                                     -------
        Net cash provided by operating activities                         --

Cash, beginning of year                                                  100
                                                                     -------
Cash, end of year                                                    $   100
                                                                     =======


          See accompanying notes to consolidated financial statements

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000

A.       Organization and Nature of Operations

         Alpha Petroleum Exploration Corporation ("Alpha" or the "Company") was incorporated under the laws of the State of New York in 1968 and has been primarily inactive since 1989.

         In March 1997, the Company formed a 100% owned subsidiary, Polo Energy Corporation ("Polo"). Polo's business is the investment in oil and gas production on an international basis.

         Plans for Reinstatement

         During 1997 the Company initiated plans to reinstate itself as a corporation in good standing with the Secretary of State of New York and the Securities and Exchange Commission ("SEC"), this will allow it to branch into new business fields. The Company's reinstatement plans include the following:

         1. Reinstatement in the State of New York by filing its delinquent New York State Franchise Tax Returns for 1998 and 1999 and paying the assessed penalties and interest.

         2. Filing Form 10K, as of September 30, 2000, with the Securities and Exchange Commission ("SEC").

         3. Approve the dilution of the existing stockholders' shares in the Company by the issuance of additional stock.

         4.       Obtain approval from the SEC to trade its shares publicly.

         5. Initiate stock swaps with Finnish Companies, in order to market the Finnish technologies and products on a global basis.

         6.       Make offerings of stock in order to raise capital.

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

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000

B.       Summary of Significant Accounting Policies

         The financial statements of the Company are presented in accordance with generally accepted accounting principles. A summary of the more significant policies are presented below.

         Cash and Cash Equivalents

         The Company considers highly liquid investments, with a maturity of three months or less, when acquired, to be cash equivalents.

         Investments

         The Company's subsidiary, Polo, owns a .0617983% interest in Benex Oil and Gas Company, LLC representing a share in its KOI Chush #1 well in Atoka County, Oklahoma. The capital account at December 31, 1998 was $13,077, however, it is shown on the balance sheet net of an equivalent valuation allowance, due to the lack of revenue production from the well.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         Consolidation Policy

         The consolidated financial statements include the accounts of Alpha and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in companies in which the company has a 20% to 50% interest are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

         Monies advanced by owners and interested parties are recorded as expenses of the Company with offsetting credits to additional paid-in-capital. During the quarter ended March 31, 2001, $5,485 was recognized as such a contribution.

         Earnings Per Share

         The Company has adopted SFAS No. 128, Earnings Per Share, which established standards for computing and presenting both basic and diluted earnings per share ("ESP").

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000

C.       Income Taxes

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

         Generally accepted accounting principles requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. The Company has available at September 30, 2000, approximately $1,894,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2001 to 2012. Approximately $82,000 of that amount will expire in the year 2001. At September 30, 2000, based on the amount of operating loss carry forwards, the Company would have had a deferred tax asset of approximately $777,000. However, because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an equivalent valuation allowance has been established. Accordingly, no current or deferred tax benefit nor deferred tax asset is reflected in these financial statements.

D.       Franchise Taxes

         At December 31, 2000 the amount of tax liability was $5,826 and $417, respectively.

                                             December 31,
                                                 2000
                                             ------------
         Tax liability                          $  420
         Penalties and interest accruals         5,406
                                                ------

            Total                               $5,826
                                                ======

      As stated above, the Company is in the process of reinstating itself. This process is expected to include the payment, in full, of all tax liabilities.

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000

E.       Notes Payable

         The Company had two notes payable as of December 31, 2000.

                                               December 31,
                                                   2000
                                               ------------

         Principal - Andrikoupoulous note        $ 58,162
         Principal - Bockius note                  57,971
                                                 --------

                                                  116,133
         Interest                                 230,241
                                                 --------

            Total                                $346,374
                                                 ========

         No payments have been made since 1989. Interest is accrued at the prime rate plus 2%. It is not practicable to estimate the fair value of this debt.

F.       Loss Per Share

         Loss per share of common stock is based on weighted average number of common shares outstanding for each period presented. The Company has 120,697 shares of common stock issued and outstanding.

G.       Contingencies

         There is no pending or threatened litigation against the Company at September 30, 2000, which could have a material effect on the consolidated financial statements.

         The Company plans to fund its reinstatement by issuing stock to the Drumore Corporation.

         Meanwhile, a group of individuals has advanced funds on behalf of Drumore, in order to pay the legal, accounting, audit, tax and other costs incurred in connection with this effort.

         The effect of this dilution will compensate the group or individuals advancing funds who will become shareholders of Drumore Corporation.

         In the event that these efforts fail, the Company may be contingently liable for costs an fees incurred to various service providers.

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000

H.       Subsequent Events

         On April 9, 2001, the Company invested in several newly incorporated companies. The Company acquired 100% of Journey Entertainment Corp. which will be fully consolidated in future periods. The Company also invested in Fruit Wash Corporation and LinuxCE, Inc., which will be accounted for using the equity method.

         On April 26, 2001, the Board of Directors authorized a 1 for 286 reverse stock split of common stock to shareholders of record on April 26, 2001. Per-share amounts have been adjusted for the split.

         On April 26, 2001, the Company issued 1,279,303 shares of post-split stock to Drumore Corporation. Shares were issued as compensation for fees paid to reinstate the Company, as discussed above.

                                    ********

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  Results of Operations

                  As the Company has been inactive since 1988, the Company has had no revenue or any other type of income since 1988. Similarly, the Company has had virtually no general and administrative expenses since 1988. During the year ended December 31, 2000, the only activity of the Company involved discussions with various technology-driven companies in Finland for the Company to assist in their capital raising activity.

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

                                    PART TWO
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  None.

ITEM 2.  CHANGES IN SECURITIES.

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None. The Company is in default of two promissory notes with a principal amount totaling $116,113.00. However, the company believes that the statute of limitations involving the promissory notes has expired and that, therefore, the holders of the promissory notes have no legal ability to enforce the notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.  OTHER INFORMATION.

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALPHA PETROLEUM EXPLORATION
                                    CORPORATION



                                    By: /S/ Roland M. Jermyn
                                        ----------------------------------------
                                        Roland M. Jermyn, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates so indicated.


/S/ Roland M. Jermyn
---------------------------------                    July 2, 2001.
Roland M. Jermyn, Director
Principal Executive Officer, and
Principal Financial Officer