Form 10-Q
period 2001-03-31
ALPHA PETROLEUM EXPLORATION CORP
filed 2001-07-05
CIK 90685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-9563


                     ALPHA PETROLEUM EXPLORATION CORPORATION
                     ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           New York                                        23-2090563
-------------------------------                      -----------------------
(State or Other Jurisdiction of                      (IRS Employer I.D. No.)
Incorporation or Organization)


               3401 N. Tamiami Trail, Suite 207, Naples, FL 34103
               --------------------------------------------------
            Address of Principal Executive Offices Including Zip Code


Registrant's telephone number including area code: (941) 263-4223
Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                                                     ----
Securities registered pursuant to Section 12(g) of the Exchange
    Act: Common Stock.
         ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         As of March 31, 2001, 120,697 shares of Common Stock, $0.01 par value, were outstanding.

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

                        THREE MONTHS ENDED MARCH 31, 2001

                     THE FIORE, FEDELI & SNYDER FIRM, P.C.

                               Accountant's Report

Board of Directors
Alpha Petroleum Exploration Corporation
Naples, Florida

We have compiled the accompanying consolidated balance sheets of Alpha Petroleum Exploration Corporation as of March 31, 2001, and the related consolidated statements of operations and retained earnings and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


                                             State College, Pennsylvania
                                                    June 21, 2001

                    ALPHA PETROLEUM EXPLORATION CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                   March 31,
                                                                     2001
                                                                  -----------
ASSETS:
  Cash                                                            $       100
  Investment, net of valuation allowance of $13,077                        --
                                                                  -----------
     Total Assets                                                 $       100
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY/
(DEFICIENCY IN ASSETS)

Liabilities:
  Accounts payable                                                $    73,832
  Accrued tax liabilities                                                 417
  Notes payable - noncurrent                                          116,133
  Interest payable                                                    239,413
                                                                  -----------
     Total Liabilities                                                429,795

Stockholders' Equity/(Deficiency in Assets):
  Common stock, $.01 par
  (authorized, 40,000,000 shares;
  issued and outstanding,
  120,697 shares)                                                       1,207
  Additional Paid-in-Capital                                        6,710,602
  Retained Earnings/(Deficit)                                      (7,141,504)
                                                                  -----------
  Total Stockholders' Equity/(Deficiency in Assets)                  (429,695)
                                                                  -----------
     Total Liabilities and
     Stockholders' Equity/(Deficiency in Assets)                  $       100
                                                                  ===========



          See accompanying notes to consolidated financial statements

                    ALPHA PETROLEUM EXPLORATION CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                  Three Months Ended
                                                  ------------------
                                                      March 31,
                                                        2001
                                                      ---------
Revenues                                            $        --

Interest on Notes Payable                                 9,172

State Tax Franchise
     Taxes                                                   --
     Interest and penalty                                    76
                                                    -----------
          Net Loss                                       (9,248)

Retained Earnings/(Deficit), Beginning of Year       (7,132,256)
                                                    ===========

Retained Earnings/(Deficit), End of year            $(7,141,504)
                                                    ===========

Loss per share                                      $      (.08)
                                                    ===========


          See accompanying notes to consolidated financial statements

                    ALPHA PETROLEUM EXPLORATION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                             Three Months Ended
                                             ------------------
                                                  March 31,
                                                    2001
                                             ------------------
Cash flows from operating activities:
  Net loss                                        $(9,248)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
    Interest accrual on notes payable               9,172
    Tax and related accruals                           76
                                                  -------
    Net cash provided by operating
      activities                                       --
Cash, beginning of year                               100
                                                  -------
Cash, end of year                                 $   100
                                                  =======

          See accompanying notes to consolidated financial statements

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

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

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

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

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

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

D.       Franchise Taxes

         At March 31, 2001 the amount of tax liability was $5,826 and $417, respectively.

                                                       March 31,
                                                         2001
                                                       ---------

                  Tax liability                          $ --
                  Penalties and interest accruals         417
                                                         ----

                     Total                               $417
                                                         ====

         As stated above, the Company is in the process of reinstating itself. This process is expected to include the payment, in full, of all tax liabilities.

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

E.       Notes Payable

         The Company had two notes payable as of December 31, 2000 and March 31, 2001.

                                                          March 31,
                                                            2001
                                                          ---------

                  Principal - Andrikoupoulous note        $ 58,162
                  Principal - Bockius note                  57,971
                                                          --------

                                                           116,133
                  Interest                                 239,413
                                                          --------

                     Total                                $355,546
                                                          ========

         No payments have been made since 1989. Interest is accrued at the prime rate plus 2%. It is not practicable to estimate the fair value of this debt.

F.a      Loss Per Share

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

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

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

                                    ********

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  Results of Operations

                  As the Company has been inactive since 1988, the Company has had no revenue or any other type of income since 1988. Similarly, the Company has had virtually no general and administrative expenses since 1988. During the year ended March 31, 2001, the only activity of the Company involved discussions with various technology-driven companies in Finland for the Company to assist in their capital raising activity.

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

/S/ Roland M. Jermyn
______________________________                     July 2, 2001
Roland M. Jermyn, Director
Principal Executive Officer, and
Principal Financial Officer