Form 10-Q
period 2001-06-30
ALPHA PETROLEUM EXPLORATION CORP
filed 2001-08-17
CIK 90685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001.

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

Registrant's telephone number including area code: (941) 263-9900.

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

         As of June 30, 2001, 120,697 shares of Common Stock, $0.01 par value, were outstanding.

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


                        THREE MONTHS ENDED JUNE 30, 2001

                               Accountant's Report

Board of Directors
Alpha Petroleum Exploration Corporation
Naples, Florida

We have compiled the accompanying consolidated balance sheets of Alpha Petroleum Exploration Corporation as of June 30, 2001, and the related consolidated statements of operations and retained earnings and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express and opinion or any other form of assurance on them.

We are not independent with respect to Alpha Petroleum Exploration Corporation.


                                                 State College, Pennsylvania
                                                          August 7, 2001

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2001

ASSETS:
      Cash                                                       $       100
      Investment, net of valuation allowance of $13,077                   --
                                                                 -----------
          Total Assets                                           $       100
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY/
(DEFICIENCY IN ASSETS)

Liabilities:
      Accounts payable                                           $    73,832
      Accrued tax liabilities                                            217
      Notes payable - noncurrent                                     116,133
      Interest payable                                               247,903
                                                                 -----------
          Total Liabilities                                          438,085

Stockholders' Equity/(Deficiency in Assets):
      Common stock, $.01 par
      (authorized, 40,000,000 shares;
      issued and outstanding,
      120,697 shares)                                                  1,207
      Additional Paid-in-Capital                                   6,710,802
      Retained Earnings/(Deficit)                                 (7,149,994)
                                                                 -----------
      Total Stockholders' Equity/(Deficiency in Assets)             (437,985)
                                                                 -----------
          Total Liabilities and
          Stockholders' Equity/(Deficiency in Assets)            $       100
                                                                 ===========

          See accompanying notes to consolidated financial statements.

                    ALPHA PETROLUEM EXPLORATION CORPORATION
           CONSOLIDATED STATMENTS OF OPERATIONS AND RETAINED EARNINGS
                        THREE MONTHS ENDED JUNE 30, 2001

Revenues


Interest on Notes Payable                                              8,490
                                                                 -----------
          Net Loss                                                    (8,490)

Retained Earnings/(Deficit), Beginning of Year                    (7,141,504)
                                                                 -----------
Retained Earnings/(Deficit), End of Year                         $(7,149,994)
                                                                 ===========

Loss per share                                                   $      (.07)
                                                                 ===========

          See accompanying notes to consolidated financial statements.

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001

Cash flows from operating activities:

   Net loss                                                      $ (8,490)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Interest accrual on notes payable                        8,490
                                                                 --------
           Net cash provided by operating activities                   --
Cash, beginning of year                                               100
                                                                 --------
Cash, end of year                                                $    100
                                                                 ========

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001

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

         Plans for Reinstatement

         During 1997 the Company initiated plans to reinstate itself as a corporation in good standing with the Secretary of State of New York and the Securities and Exchange Commission ("SEC"), this will allow it to branch into new business fields. The Company's reinstatement plans include the following:

                           1. Reinstatement in the State of New York by filing its New York State Franchise Tax Returns and paying the assessed penalties and interest.

                           2. Filing Form 10-K, as of September 30, 2000, and subsequent Forms 10-Q with the Securities and Exchange Commission ("SEC").

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

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001

A.       Organization and Nature of Operations (continued)

         Plans for Reinstatement (continued)

         Effective as of July 5, 2001 the Forms 10-K and 10-Q referred to above were accepted by the SEC.

         On April 9, 2001, the Company invested in several newly incorporated companies. The Company acquired 100% of Journey Entertainment Corp. which will be fully consolidated in future periods. The Company also invested in Fruit Wash Corporation and LinuxCE, Inc., which will be accounted for using the equity method.

         On April 26, 2001, the Board of Directors authorized a 1 for 286 reverse stock split of common stock to shareholders of record on April 26, 2001. Per- share amounts have been adjusted for the split.

         On April 26, 2001, the Company issued 1,279,303 shares of post-split stock to Drumore Corporation. Shares were issued as compensation for fees paid to reinstate the Company, as discussed above.

         2.       Summary of Significant Accounting Policies

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

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001

         2.       Summary of Significant Accounting Policies (continued)

         Consolidation Policy

         The consolidated financial statements include the accounts of Alpha and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in companies in which the company has a 20% to 50% interest are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

         Monies advanced by owners and interested parties are recorded as expenses of the Company with offsetting credits to additional paid-in-capital. During the quarter ended June 30, 2001, $200 was recognized as such a contribution.

         Earnings Per Share

         The Company has adopted SFAS No. 128, Earnings Per Share, which established standards for computing and presenting both basic and diluted earnings per share ("ESP").

         3.       Income Taxes

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

         4.       Franchise Taxes

         At June 30, 2001 the amount of tax liability consisted solely of penalty and interest accruals.

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001

         5.       Notes Payable

         The Company had two notes payable as of June 30, 2001.

                                                            June 30,
                                                              2001
                                                            --------
                  Principal - Andrikoupoulous note          $ 58,162
                  Principal - Bockius note                    57,971
                                                            --------

                                                             116,133
                  Interest                                   247,903
                                                            --------

                     Total                                  $364,036
                                                            ========

         No payments have been made since 1989. Interest is accrued at the prime rate plus 2%. It is not practicable to estimate the fair value of this debt.

         6.       Loss Per Share

         Loss per share of common stock is based on weighted average number of common shares outstanding for each period presented. The Company has 120,697 shares of common stock issued and outstanding.

         7.       Contingencies

         There is no pending or threatened litigation against the Company which could have a material effect on the consolidated financial statements.

         The Company plans to fund its reinstatement by issuing stock to the Drumore Corporation.

         Meanwhile, a group of individuals has advanced funds on behalf of Drumore, in order to pay the legal, accounting, audit, tax and other costs incurred in connection with this effort.

                     ALPHA PETROLEUM EXPLORATION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001

         7.       Contingencies (continued)

         The effect of this dilution will compensate the group or individuals advancing funds who will become shareholders of Drumore Corporation.

         In the event that these efforts fail, the Company may be contingently liable for costs an fees incurred to various service providers.

H.       Subsequent Events

         On August 7, 2001, the Peach Bottom Corporation was incorporated under the laws of the State of Delaware, Drumore Corporation's interest in Alpha Petroleum will be transferred to it.

                                * * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS.

                  Results of Operations

                  As the Company has been inactive since 1988, the Company has had no revenue or any other type of income since 1988. Similarly, the Company has had virtually no general and administrative expenses since 1988. During the quarter ended June 30, 2001, the only activity of the Company involved discussions with various technology-driven companies in Finland for the Company to assist in their capital raising activity.

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

                                    PART TWO

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

                  None.

ITEM 2. CHANGES IN SECURITIES.

                  All of the shares of stock in the Company that was owned by Drumore Corporation have been transferred to Peach Bottom Corporation. Roland Jermyn, the President and a Director of the Company, owns all of the issued and outstanding shares of Peach Bottom Corporation.

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

                  None.

ITEM 5. OTHER INFORMATION.

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Financial Statements: Attached hereto

                  (b)      Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALPHA PETROLEUM EXPLORATION
                                              CORPORATION

                                       By: /S/ Roland M. Jermyn
                                           ------------------------------------
                                           Roland M. Jermyn, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates so indicated.


/S/ Roland M. Jermyn                                            August 17, 2001.
----------------------------------------
Roland M. Jermyn, Director
Principal Executive Officer, and
Principal Financial Officer