Form 10-K
period 2006-09-30
ALPHA PETROLEUM EXPLORATION CORP
filed 2007-08-22
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
Commission file number 0-9563
ALPHA PETROLEUM EXPLORATION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	23-2090563

(State or Other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or Organization)
1211 North Westshore Blvd., Suite 511
Tampa, FL 33607
Address of Principal Executive Offices Including Zip Code
Registrant’s telephone number including area code: 813-289-0500.
Securities registered pursuant to Section 12(b) of the Exchange Act: None.
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2006, was approximately $0. As of September, 2006, the Company had a stockholder’s deficit of $44,856.
     As of September 30, 2006, 1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
Alpha Petroleum Exploration Corporation ( the “Company”) was incorporated under the laws of the State of New York in 1968. From 1977 to 1983, the Company was engaged in the exploration for and development of oil and gas both for its own account and through limited partnerships. The Company acted primarily as an investor. In 1984, the Company sold its oil and gas properties. The Company has been inactive since 1988.
GENERAL BUSINESS
The Company intends to begin operating again. The Company believes that it can enhance the value of the businesses in which the Company has acquired an interest by adding business development and management support, as well as financing and market knowledge. The Company’s strategy is to grow through acquisitions, particularly (but not exclusively) in the area of information technology, including Internet, e-commerce, telecommunications, networking, software and information services. Information technology is one of the fastest growing sectors in the United States economy. The Internet, in particular, is a device which has allowed information technology businesses to grow at a rapid pace. New companies can position themselves as leaders in their respective markets, often attracting key strategic partners and customers. These new companies often build category-defining brands that create competitive advantage. The Company intends to invest in businesses that the Company believes will have the greatest potential to become leading information technology businesses.
The Company is currently in the process of reinstating itself as a corporation in “good standing” with the United States Securities and Exchange Commission. The mailing address for the Company is 1211 North Westshore Blvd., Suite 511, Tampa, FL 33607.
After the Company becomes compliant with New York and the SEC, the Company intends to effect a private placement offering in which the Company hopes to raise funds which would allow the Company to begin implementing its plan of business described above.
The Company has acquired interest in the following companies: Polo Energy Corporation, Alpha Technologies Associates, Inc.; and Journey Entertainment Corporation. These companies are described as follows:
Polo Energy Corporation
The Company owns fifty-five percent (55%) of Polo Energy Corporation (“Polo”). Polo was incorporated in Nevada in 1990 and then merged into a Delaware corporation in 2001. The business of Polo will be to acquire oil and gas properties in Texas, Oklahoma and other oil-producing states. Polo owns 6,522 units of Class A, Series 1 units of Benex Oil and Gas Company, LLC representing a share in its Koi Chush #1 well in Atoka County, Oklahoma. This well is currently unproductive. Polo is currently in the process of looking for leaseable properties which would allow Polo to drill for and exploit gas reserves. Polo is also in the process of making technical presentations to potential drilling partners.
Journey Entertainment Corporation.
The Company owns one hundred percent (100%) of Journey Entertainment Corporation, a Delaware corporation (“Journey”). Journey was incorporated in Delaware. Journey currently has no assets and is inactive. Journey is in good standing with the State of Delaware.

Alpha Technologies Associates, Inc.
The Company owns seventy-seven and one half percent (77.5%) of Alpha Technologies Associates, Inc., a Delaware corporation (“ATA”). ATA is a holding company which holds interests in the following corporations:
I-Cover Corporation
ATA owns one hundred percent (100%) of I-Cover Corporation, a Delaware corporation (“I-Cover”). I-Cover was incorporated in February, 2000. I-Cover currently has no assets and is inactive. I-Cover is in good standing with the State of Delaware.
Instant E-Commerce Corp.
ATA owns one hundred percent (100%) of Instant E-Commerce Corporation, a Delaware corporation (“IEC”). IEC was incorporated in June, 1999. IEC currently has no assets and is inactive. EIC is in good standing with the State of Delaware.
Help Set Communication Corporation.
ATA owns one hundred percent (100%) of Help Set Communication Corporation, a Delaware corporation (“Help Set”). Help Set was incorporated in February, 2000. Help Set currently has no assets and is inactive. Help Set is in good standing with the State of Delaware.
Linux CE, Inc.
ATA owns one hundred percent (100%) of Linux CE, Inc., a Delaware corporation (“Linux””). Linux was incorporated in Delaware. Linux currently has no assets and is inactive. Linux is in good standing with the State of Delaware.
Fruit Wash Corporation.
ATA owns one hundred percent (100%) of Fruit Wash Corporation, a Delaware corporation (“Fruit Wash”). Fruit Wash was incorporated in Delaware. Fruit Wash currently has no assets and is inactive. Fruit Wash is in good standing with the State of Delaware.
EMPLOYEES
          The Company currently has no full-time employees. Roland M. Jermyn, Jr. is the Chief Executive Officer of the Company. Currently, Mr. Jermyn is not compensated for his services.
PRODUCTS/SERVICES
          The Company currently manufacturers no products and performs no services.

CUSTOMERS
          The Company currently has no customers.
PATENTS AND INTELLECTUAL PROPERTY
          The Company currently has no patents or intellectual property.
ITEM 1A. RISK FACTORS
Non-Compliance with SEC. Except for filing one 10-k report in 2001, the Company has not complied with any SEC requirements since 1988. Although the Company is attempting to regain its “good standing” status with the SEC, there can be no guaranty that the Company will be able to do so.
New Business Venture. The Company has been dormant for almost twenty (20) years. Therefore, the Company should be regarded as one with little or no operating history. The Company’s profitability is subject to all of the risks inherent in the development of any new business enterprise, including the lack of an extensive operating history. There can be no assurance that the Company can operate profitably or that it will continue to do so for any length of time.
No Market/No Liquidity. There will be no active market to trade the common stock of the Company. As a result, any stock ownership should be viewed as illiquid in nature. The Company does plan to attempt to have its shares listed on the NASDAQ “Bulletin Board”, but there is no assurance that the Company will be able to do so.
Limitation on Director and Officer Liability; Indemnification. In accordance with New York law, the Company’s Articles of Incorporation and By-Laws contain provisions providing for the maximum indemnification provided under New York law for its officers, directors, employees and agents. As a result of the inclusion of such provisions, the Company may not be able to recover monetary damages against officers, directors, employees and agents of the Company for actions taken by them, and, with respect to officers and directors, which actions are ultimately found not to have violated the specific provisions enumerated above, although it may be possible to obtain injunctive or other equitable relief with respect to certain actions. If equitable remedies are found not to be available to the Company in any particular case, the Company may not have an effective remedy against the challenged conduct.
Key Personnel. The Company’s performance will depend significantly upon the personal efforts and abilities of Roland M. Jermyn, Jr. The loss of the services of Mr. Jermyn could have an adverse effect on the Company.
Subsequent Sales of Equity Securities. The success of the Company is contingent upon raising funds in the near future. The Company intends to complete a “private placement” offering of its shares. There is no assurance that the Company will be able to complete such private placement or otherwise raise the necessary funds to effect its business plan. The subsequent offering of securities by the Company may be made on terms and conditions as the Company deems appropriate.
Competition. There is widespread competition in the technology industry. There is no guaranty that the Company will be able to effectively compete in the technology industry.
Acquisitions Involve Numerous Risks. Acquisitions involve numerous risks, including the following:
•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased inprocess research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

•	the potential loss of key employees of the acquired company.
Mergers and acquisitions of companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.
Employees. The Company’s success will be dependent on its ability to obtain and retain employees. At this time, the Company has no employees. Competition to hire employees can be intense. There is no assurance that the Company will be able to successfully hire employees.
ITEM 2. PROPERTIES
The Company’s principal office is located at 1211 North Westshore Blvd., Suite 511, Tampa, FL 33607.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Due to the fact that the Company has been “inactive” since 1988, shares of the Company are not currently traded on any market. Once the Company has been brought into “good standing” with the Securities and Exchange Commission, the Company intends to have its securities traded on the NASDAQ “bulletin board”.
ITEM 6. SELECTED FINANCIAL DATA.
          The following selected financial data is for the three fiscal years ended September 30, 2006. Reference is made to the financial statements attached hereto for additional information.

	2006	2005	2004
Revenues	$-0-	$-0-	$-0-
Loss	$(0)	$(0)	$(6,325.00)
Loss Per Share	$(0.00)	$(0.00)	$(0.00)
Total Assets	$1,100	$1,100	$1,100
Obligations	$(0)	$(0)	$(0)
The Company has never paid dividends on its common stock and it is highly unlikely that it will do so in the foreseeable future.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Results of Operations
As the Company has been inactive since 1988, the Company has had no revenue or any other type of income since 1988. Similarly, the Company has had virtually no general and administrative expenses since 1988.
Liquidity and Capital Resources
There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. As previously stated, the Company’s proposed business activities are dependent upon a successful completion of a proposed private placement offering. If a private placement offering cannot be completed, the Company will not be able to carry out its business plan.
The Company does not have any material commitments for capital expenditures. Again, the Company is investigating possible business combinations with other companies. However, the Company’s ability to enter into any business combinations is contingent upon its ability to raise funds through a private placement offering of its common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Reference is made to the financial statements attached hereto.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Roland M. Jermyn, Jr.	65	President, Treasurer, Secretary, Director
Roland M. Jermyn, Jr.
Mr. Jermyn is the President, Treasurer, Secretary and Director of the Company. He also served as President of the Company from 1978 until 1987. Mr. Jermyn graduated from Dartmouth College in 1963. He also attended Stanford University Business School and St. Edmond Hall at Oxford. Mr. Jermyn did not receive a degree from either institution. From 1969 to 1977, Mr. Jermyn worked as an insurance broker and real estate broker. From 1977 to 1986, Mr. Jermyn worked as a long-term planner for Psychiatric Hospitals of America. Since 1985, Mr. Jermyn has been the advisor to the Number One Irrevocable Trust dated June 25, 1985 and the advisor to the Number Two Irrevocable Trust dated December 27, 1986.
ITEM 11. EXECUTIVE COMPENSATION
Since 1988, Mr. Jermyn, President of the Company, has worked without compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of September 30, 2006, certain information with respect to each beneficial owner of more than five percent (5%) of the Company; each named Executive Office; and all directors and officers of the Company as a group.

	Number of Shares
Name of Beneficial Owner	Beneficially Owned	Percent of Outstanding Shares
Peachbottom Corporation	1,279,303	91%
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
As of September 30, 2006, Peachbottom Corporation owned 91%of the issued and outstanding shares of the Company. Mr. Jermyn is a member of the Board of Directors and is 100% shareholder of Peachbottom Corporation. Mr. Jermyn is also the President and a Director of the Company.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Financial Statements and Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm

Consolidated Business Sheets

Consolidated Statements of:
Operations
Changes in Stockholders’ Deficiency
Cash Flows
Notes to Consolidated Financial Statements
Exhibits
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ALPHA PETROLEUM EXPLORATION CORPORATION

PAGE
Table of Contents	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of:
Operations	F-4

Changes in Stockholders’ Deficiency	F-5

Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-11

Consolidated Balance sheets, Statements of operations and Cash Flows for the periods ending June 30, 2007, March 31, 2007, December 31, 2006 (Unaudited)	F-12 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Alpha Petroleum Exploration Corporation
We have audited the accompanying consolidated balance sheets of Alpha Petroleum Exploration Corporation as of September 30, 2006, 2005, 2004, 2003, 2002 and 2001 and the related statements of operations, changes in stockholders’ deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Petroleum Exploration Corporation as of September 30, 2006, 2005, 2004, 2003, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Bernstein & Pinchuk LLP
New York, New York
June 14, 2007

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005	2004	2003	2002	2001
ASSETS
Current Assets
Cash	$1,100	$1,100	$1,100	$1,100	$1,100	$1,100

Total Current Assets	1,100	1,100	1,100	1,100	1,100	1,100

Investment in affilliate, net of valuation allowance of $11,155	—	—	—	—	—	—

	$1,100	$1,100	$1,100	$1,100	$1,100	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$44,574	$44,574	$44,574	$38,249	$75,299	$77,299
New York State Tax Liability	1,382	1,074	808	566	332	215

Total Current Liabilities	45,956	45,648	45,382	38,815	75,631	77,514

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999	13,999	13,999	13,999	13,999	13,999
Additional paid-in-capital	7,175,116	7,175,116	7,175,116	7,175,116	7,099,616	7,092,378
Accumulated deficit	(7,233,971)	(7,233,663)	(7,233,397)	(7,226,830)	(7,188,146)	(7,182,791)

	(44,856)	(44,548)	(44,282)	(37,715)	(74,531)	(76,414)

	$1,100	$1,100	$1,100	$1,100	$1,100	$1,100

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2006	2005	2004	2003	2002	2001
Revenue	$—	$—	$—	$—	$—	$—

General and administrative expenses	—	—	6,325	38,450	5,238	32,583

Loss from Operations	—	—	(6,325)	(38,450)	(5,238)	(32,583)

Other income (expense)
Interest Expense	—	—	—	—	—	(27,432)
Tax interest and penalties	(308)	(266)	(242)	(234)	(117)	(431)

	(308)	(266)	(242)	(234)	(117)	(27,863)

NET LOSS	$(308)	$(266)	$(6,567)	$(38,684)	$(5,355)	$(60,446)

Weighted average number of shares outstanding	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.00)	$(0.04)

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in-capital	Deficit	Deficiency
Balances, September 30, 2000	120,609	$1,206	$6,705,117	$(7,122,345)	$(416,022)

Company expenses paid by stockholders	—	—	35,990	—	35,990
Deemed contribution of notes payable and accrued interest by former directors	—	—	364,064	—	364,064
Shares issued for services	1,279,303	12,793	(12,793)	—	—

Net loss	—	—	—	(60,446)	(60,446)

Balances, September 30, 2001	1,399,912	13,999	7,092,378	(7,182,791)	(76,414)

	—	—	7,238	—	7,238

Net loss	—	—	—	(5,355)	(5,355)

Balances, September 30, 2002	1,399,912	13,999	7,099,616	(7,188,146)	(74,531)

	—	—	75,500	—	75,500

Net loss	—	—	—	(38,684)	(38,684)

Balances, September 30, 2003	1,399,912	13,999	7,175,116	(7,226,830)	(37,715)

Net loss	—	—	—	(6,567)	(6,567)

Balances, September 30, 2004	1,399,912	13,999	7,175,116	(7,233,397)	(44,282)

Net loss	—	—	—	(266)	(266)

Balances, September 30, 2005	1,399,912	13,999	7,175,116	(7,233,663)	(44,548)

Net loss	—	—	—	(308)	(308)

Balances, September 30, 2006	1,399,912	$13,999	$7,175,116	$(7,233,971)	$(44,856)

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004	2003	2002	2001
Cash flows from operating activities

Net loss	$(308)	$(266)	$(6,567)	$(38,684)	$(5,355)	$(60,446)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities
Accounts payable	—	—	6,325	(37,050)	(2,000)	3,466
Increase in interest payable	—	—	—	—	—	27,460
Increase in tax liability	308	266	242	234	117	(5,470)

Net cash used in operating activities	—	—	—	(75,500)	(7,238)	(34,990)

Cash flows from financing activities
Loan from shareholders	—	—	—	75,500	7,238	35,990

Net cash provided by financing activities	—	—	—	75,500	7,238	35,990

Net increase in cash	—	—	—	—	—	1,000

Cash, beginning of year	1,100	1,100	1,100	1,100	1,100	100

Cash, end of year	$1,100	$1,100	$1,100	$1,100	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for

Interest	$—	$—	$—	$—	$—	$—

Taxes	$—	$—	$—	$—	$—	$—

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Organization and Nature of Operations

Alpha Petroleum Exploration Corporation (“Alpha” or the “Company”) was incorporated under the laws of the State of New York in 1968 and has been primarily inactive since 1988.

In 1999, the Company formed a 100% owned subsidiary, Polo Energy Corporation (“Polo”). Polo’s business is the investment in international oil and gas production.

During 2001 its interest was adjusted to 55%.

Alpha also owns a 77.5% interest in Alpha Technologies Associates “ATA”. ATA is a holding company which has interests in the following inactive businesses:

PERCENT
BUSINESS NAME	INTEREST
Instant E-Commerce Corp.	27%
Help Set Communications Corp.	27%
These investments are accounted for using the equity method.

The Company owns 100% of Journey Entertainment Corp., also inactive.

B.	Summary of Significant Accounting Policies

The financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies is presented below.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when acquired, to be cash equivalents.

Investments

The Company’s subsidiary, Polo, owns a .170443% interest in Benex Oil and Gas Company, LLC representing a share in its KOI Chush #1 well in Atoka County, Oklahoma. The capital account at December 31, 2005 was $11,155, however, it is recorded net of an equivalent valuation allowance, due to the lack of revenue production from the well.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
B.	Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Consolidation Policy

The consolidated financial statements include the accounts of Alpha and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the company’s proportionate share of their undistributed earnings or losses.

Payments of expenses advanced by owners and interested parties are recorded as contributions of additional paid-in capital.

Earnings Per Share

The Company has adopted SFAS No. 128, Earnings Per Share, which established standards for computing and presenting both basic and diluted earnings per share (“EPS”).

C.	Going Concern issues and Plans for Reinstatement

The Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are as follows:

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
C.	Going Concern issues and Plans for Reinstatement (continued)

The Company has begun to seek and identify companies which are capable of being market leaders in segments of the information technology industry and which are at a stage of development that would benefit from the Company’s business development and management support, financing, and market knowledge. The Company is investing in entities in which it can purchase a large enough stake to enable it to have significant influence over the management and policies of the company and to realize a large enough return to compensate it for its investment of management time and effort, as well as capital.

There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The Company’s proposed business activities are dependent upon a successful completion of a private placement offering. If a private placement offering cannot be completed, the Company will not be able to carry out its business plan.

The Company has the following plans for the immediate future:

Alpha Petroleum Exploration Corporation plans to enter the ‘Medical Area’ and will seek out such companies or investments once it is in ‘Compliance’ reference all SEC filings.

Journey Entertainment Corporation, a l00% owned Subsidiary of Alpha, plans to assemble an information exchange website- cheap subscription and advertising. It is the plan for Alpha to spin-out the shares of Journey to the shareholders of Alpha in a Form Ten Registration.
     Alpha Technologies is 77.5 % owned by Alpha- the balance of the shares are owned by a Finnish Technology individual. It is the Plan of Alpha to raise money through a private placement and attempt to find and to invest in certain Finnish technology companies that have a ‘World’ market for their products and open an office in San Francisco along with Finland. It is anticipated that a private placement will occur and the shares will be spun-out to the Alpha Shareholders.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
C.	Going Concern issues and Plans for Reinstatement (continued)

Polo Energy- a 55% owned Subsidiary- anticipates that once the Parent Company is fully in compliance with the SEC that it will enter into discussions with the shareholders of Bengalia Exploration Corporation which holds acreage where two wells have been drilled. Polo will discuss with those shareholders the merger of their Company into Polo and then a private placement to raise funds for the acquisition of acreage and the drilling of the ‘Third Well’ on the block of acreage.

Disclaimer- All of the above- contemplated transactions will only be commenced once Alpha is in full compliance with the SEC- under the 33 Act’ and once those discussions are commenced there are no guarantees that any of the objectives stated above will be successfully brought to a closing.

Income Taxes

Under accounting principles generally accepted in the United States of America, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.

Accounting principles generally accepted in the United States of America require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. The Company has available at September 30, 2006, approximately $89,970 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2007 to 2021. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance has been provided equal to the value of these carry forwards. Accordingly, no net deferred tax asset is reflected in these financial statements.

Stockholders’ Deficiency

On December 11, 2001, the Company issued 1,279,303 shares to Peach Bottom Corporation. The shares were issued as compensation for fees paid to reinstate the Company in 2001.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loss per share of common stock is based on weighted average number of common shares outstanding for each period presented. The Company has 1,399, 912 shares of common stock issued and outstanding at September 30, 2006.
The Company has granted options to the Fiore, Fedeli & Snyder accounting firm, in connection with its efforts to assist the Company with certain accounting, reporting and tax issues.

Date of Grant	# of Shares	Exercise Price
04/26/01	7,500	$1.00/sh
07/15/02	7,500	$1.00/sh
10/11/02	5,000	$1.00/sh

Total options outstanding	20,000

None of the options have been exercised, forfeited or expired. They are deemed to have no current value.

D.	Contingencies

There is no pending or threatened litigation against the Company which could have a material effect on the consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	30-Jun-07	31-Mar-07	31-Dec-06
ASSETS
Current Assets
Cash	$1,100	$1,100	$1,100

Total Current Assets	1,100	1,100	1,100

	$1,100	$1,100	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$44,576	$44,574	$44,574
NewYork State Tax Liability	1,082	1,552	1,417

Total Current Liabilities	45,658	46,126	45,991

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999	13,999	13,999
Additional paid-in-capital	7,190,116	7,175,116	7,175,116
Accumulated deficit	(7,248,673)	(7,234,141)	(7,234,006)

	(44,558)	(45,026)	(44,891)

	$1,100	$1,100	$1,100

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	9 months ended		6 months ended		Three months ended
	30-Jun-07	30-Jun-06	31-Mar-07	31-Mar-06	30-Jun-07	30-Jun-06	31-Mar-07	31-Mar-06	31-Dec-06	31-Dec-05
Revenue					$—	$—	$—	$—	$—	$—

General and administrative expenses	14,500				14,500

Loss from Operations	(14,500)				(14,500)	—	—	—	—	—

Other income (expense)
Interest Expense
Tax interest and penalties	(202)	(177)	(170)	(149)	(32)	(28)	(135)	(125)	(35)	(24)

	(202)	(177)	(170)	(149)	(32)	(28)	(135)	(125)	(35)	(24)

NET LOSS	$(14,702)	$(177)	$(170)	$(149)	$(14,532)	$(28)	$(135)	$(125)	$(35)	$(24)

Weighted average number of shares outstanding	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912	1,399,912

Loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9 months ended		6 months ended
	30-Jun-07	30-Jun-06	30-Mar-07	31-Mar-06	31-Dec-06	31-Dec-05
Cash flows from operating activities

Net loss	$(14,702)	$(177)	$(170)	$(149)	$(35)	$(24)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities
Accounts payable	14,500	—	—	—	—	—
Increase in interest payable	—	—	—	—	—	—
Increase in tax liability	202	177	170	149	35	24

Net cash used in operating activities	—	—	—	—	—	—

Cash flows from financing activities
Loan from shareholders	—	—		—		—

Net cash provided by financing activities	—	—	—	—	—	—

Net increase in cash	—	—	—	—	—	—
Cash, beginning of period	1,100	1,100	1,100	1,100	1,100	1,100

Cash, end of period	$1,100	$1,100	$1,100	$1,100	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for
Interest	$—	$—	$—	$—	$—	$—

Taxes	$—	$—	$—	$—	$—	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PETROLEUM EXPLORATION CORPORATION
By:	/s/ Roland M. Jermyn
Roland M. Jermyn, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates so indicated.

/s/ Roland M. Jermyn	August 22, 2007.
Roland M. Jermyn, Jr., Director
Principal Executive Officer, and
Principal Financial Officer