Form 10-Q
period 2006-12-31
ALPHA PETROLEUM EXPLORATION CORP
filed 2007-09-13
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
Commission file number 0-9563
ALPHA PETROLEUM EXPLORATION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	23-2090563

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)
1211 North Westshore Blvd., Suite 511, Tampa, FL 33607

Address of Principal Executive Offices Including Zip Code
Registrant’s telephone number including area code: (813) 289-0500.
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of December 31, 2006,1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

PART ONE
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Reference is made to the quarterly Financial Statements attached hereto.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Results of Operations
As the Company has been inactive since 1988, the Company has had no revenue or any other type of income since 1988. Similarly, the Company has had minimal general and administrative expenses since 1988. During the quarter ended December 31, 2006, the Company engaged in virtually no business activity.
Liquidity and Capital Resources
There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.
The Company does not have any material commitments for capital expenditures.

2

PART TWO
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 2. CHANGES IN SECURITIES.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Financial Statements: Attached hereto
(b) Reports on Form 8-K: None
31.1 Certification pursuant to Rule 13a-14(a)
32.1 Certification pursuant to 18 U.S.C. §1350

3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PETROLEUM EXPLORATION CORPORATION
By:	/s/ Roland M. Jermyn, Jr.
Roland M. Jermyn, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates so indicated.

/s/ Roland M. Jermyn, Jr.	September 1, 2007.
Roland M. Jermyn, Jr., Director
Principal Executive Officer, and Principal Financial Officer

4

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

3 months ended
	31-Dec-06	31-Dec-05

Cash flows from operating activities

Net loss	$(35)	$(24)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities
Accounts payable	—	—
Increase in interest payable	—	—
Increase in tax liability	35	24

Net cash used in operating activities	—	—

Cash flows from financing activities Loan from shareholders		—

Net cash provided by financing activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1,100	1,100

Cash, end of period	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for
Interest	$—	$—

Taxes	$—	$—

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 months ended
	31-Dec-06	31-Dec-05
Revenue	$—	$—

General and administrative expenses

Loss from Operations	—	—

Other income (expense)
Interest Expense Tax interest and penalties	(35)	(24)

	(35)	(24)

NET LOSS	$(35)	$(24)

Weighted average number of shares outstanding	1,399,912	1,399,912

Loss per share	$(0.00)	$(0.00)

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2006
(.UNAUDITED)

ASSETS
Current Assets
Cash	$1,100

Total Current Assets	1,100

$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$44,574
New York State Tax Liability	1,417

Total Current Liabilities	45,991

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999
Additional paid-in-capital	7,175,116
Accumulated deficit	(7,234,006)

(44,891)

$1,100