Form 10-Q
period 2007-03-31
ALPHA PETROLEUM EXPLORATION CORP
filed 2007-09-13
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007.
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
Registrant’s telephone number including area code: (813) 289-0500
Securities registered pursuant to Section 12(b) of the Exchange Act: None.
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of March 31, 2007, 1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

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
Roland M. Jermyn, Jr., Director
Principal Executive Officer, and Principal Financial Officer

4

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

6 months ended
	30-Mar-07	31-Mar-06

Cash flows from operating activities

Net loss	$(170)	$(149)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities
Accounts payable	—	—
Increase in interest payable	—	—
Increase in tax liability	170	149

Net cash used in operating activities	—	—

Cash flows from financing activities
Loan from shareholders		—

Net cash provided by financing activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1,100	1,100

Cash, end of period	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for
Interest	$—	$—

Taxes	$—	$—

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	6 months ended		3 months ended
	31-Mar-07	31-Mar-06	31-Mar-07	31-Mar-06
Revenue	$—	$—	$—	$—

General and administrative expenses

Loss from Operations			—	—

Other income (expense)
Interest Expense
Tax interest and penalties	(170)	(149)	(135)	(125)

	(170)	(149)	(135)	(125)

NET LOSS	$(170)	$(149)	$(135)	$(125)

Weighted average number of shares outstanding	1,399,912	1,399,912	1,399,912	1,399,912

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2007
(.UNAUDITED)

ASSETS
Current Assets	$1,100

Cash	1,100

Total Current Assets	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$44,574
New York State Tax Liability	1,552

Total Current Liabilities	46,126

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and	13,999
outstanding, 1,399,912 shares	7,175,116
Additional paid-in-capital	(7,234,141)

Accumulated deficit	(45,026)

$1,100