Form 10-Q
period 2007-06-30
ALPHA PETROLEUM EXPLORATION CORP
filed 2007-09-13
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of June 30, 2007, 1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

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
Roland M. Jermyn, Jr., Director
Principal Executive Officer, and Principal Financial Officer

4

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9 months ended
	30-Jun-07	30-Jun-06

Cash flows from operating activities

Net loss	$(14,702)	$(177)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities
Accounts payable	14,500	—
Increase in interest payable	—	—
Increase in tax liability	202	177

Net cash used in operating activities	—	—

Cash flows from financing activities
Loan from shareholders	—	—

Net cash provided by financing activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1,100	1,100

Cash, end of period	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for
Interest	$—	$—

Taxes	$—	$—

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	9 months ended		Three months ended
	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06
Revenue	$—	$—	$—	$—

General and administrative expenses	14,500	—	14,500

Loss from Operations	(14,500)	—	(14,500)	—

Other income (expense)
Interest Expense
Tax interest and penalties	(202)	(177)	(32)	(28)

	(202)	(177)	(32)	(28)

NET LOSS	$(14,702)	$(177)	$(14,532)	$(28)

Weighted average number of shares outstanding	1,399,912	1,399,912	1,399,912	1,399,912

Loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$1,100

Total Current Assets	1,100

$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$44,576
New York State Tax Liability	1,082

Total Current Liabilities	45,658

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999
Additional paid-in-capital	7,190,116
Accumulated deficit	(7,248,673)

(44,558)

$1,100