Form 10-K
period 2007-09-30
ALPHA PETROLEUM EXPLORATION CORP
filed 2008-07-10
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
Commission file number 0-9563
ALPHA PETROLEUM EXPLORATION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	23-2090563

(State or Other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or Organization)
18302 Highwoods Preserve Parkway, Suite 114
Tampa, FL 33647
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☑ Yes ☐ No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2007, was approximately $0. As of September, 2007, the Company had a stockholder’s deficit of $70,184.
     As of September 30, 2007, 1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
Alpha Petroleum Exploration Corporation (the “Company”) was incorporated under the laws of the State of New York in 1968. From 1977 to 1983, the Company was engaged in the exploration for and development of oil and gas both for its own account and through limited partnerships. The Company acted primarily as an investor. In 1984, the Company sold its oil and gas properties. The Company has been inactive since 1988.
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
The mailing address for the Company is 18302 Highwoods Preserve Parkway, Suite 114, Tampa, FL 33647.
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
ITEM 2. PROPERTIES
The Company’s principal office is located at 18302 Highwoods Preserve Parkway, Suite 114, Tampa, FL 33647.
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
ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data is for the three fiscal years ended September 30, 2007. Reference is made to the financial statements attached hereto for additional information.

	2007	2006	2005
Revenues	$-0-	$-0-	$-0-
Loss	$(73,177)	$(308)	$(0)
Loss Per Share	$(0.05)	$(0.00)	$(0.00)
Total Assets	$1,100	$1,100	$1,100
Obligations	$(0)	$(0)	$(0)
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Roland M. Jermyn, Jr.	66	President, Treasurer, Secretary, Director
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of September 30, 2007, certain information with respect to each beneficial owner of more than five percent (5%) of the Company; each named Executive Office; and all directors and officers of the Company as a group.

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
Operations
Changes in Stockholders’ Deficiency
Cash Flows
Notes to Consolidated Financial Statements

Exhibits
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

/s/ Roland M. Jermyn, Jr.	July 10, 2008.
Roland M. Jermyn, Jr., Director
Principal Executive Officer, and
Principal Financial Officer

ALPHA PETROLEUM EXPLORATION CORPORATION

PAGE
Accountant’s Report	F-1

Consolidated Balance Sheets as of September 30, 2007 and 2006	F-2

Consolidated Statements of Operations for The years ended September 30, 2007 and 2006	F-3

Consolidated Statements of Change in Stockholders’:
Deficiency for the years ended September 30, 2007 and 2006	F-4

Consolidated Statements of Cash Flow for the Years ended September 30, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6- F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alpha Petroleum Exploration Corporation.
We have audited the accompanying consolidated balance sheets of Alpha Petroleum Exploration Corporation. (the Company), as of September 30, 2007, and 2006, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Bernstein & Pinchuk, LLP New York, NY
March 22, 2008
Board of Directors
Alpha Petroleum Exploration Corporation

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
ASSETS
Current Assets
Cash	$1,100	$1,100

Total Current Assets	1,100	1,100

Investment in affilliates, net of valuation allowance of $11,155	—	—

	$1,100	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$70,173	$44,574
Income taxes payable	1,111	1,382

Total Current Liabilities	71,284	45,956

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999	13,999
Additional paid-in-capital	7,222,965	7,175,116
Accumulated deficit	(7,307,148)	(7,233,971)

	(70,184)	(44,856)

	$1,100	$1,100

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006
Revenue

General and administrative expenses	$72,948	$—

Loss from Operations	(72,948)	—

Other income (expense)	(229)	(308)

	(229)	(308)

NET LOSS	$(73,177)	$(308)

Weighted average number of shares outstanding	1,399,912	1,399,912

Loss per share	$(0.05)	$(0.00)

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in-capital	Deficit	Deficiency

Balances, September 30, 2005	$1,399,912	$13,999	$7,175,116	$(7,233,663)	$(44,548)

Net loss	—	—	—	(308)	(308)

Balances, September 30, 2006	1,399,912	13,999	7,175,116	(7,233,971)	(44,856)

Company expenses paid by stockholders	—	—	47,849	—	47,849

Net Loss	—	—	—	(73,177)	(73,177)

Balances, September 30, 2007	$1,399,912	$13,999	$7,222,965	$(7,307,148)	$(70,184)

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006
Cash flows from operating activities

Net loss	$(73,177)	$(308)

Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid by shareholders	47,849
Changes in operating assets and liabilities
Accounts payable	25,599	—
Increase in interest payable		—
Increase (Decrease) in tax liability	(271)	308

Net cash used in operating activities	—	—

Net increase in cash	—	—

Cash, beginning of year	1,100	1,100

Cash, end of year	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for

Interest	$—	$—

Taxes	$—	$—

See notes to consolidated financial statements.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006
A.	Organization and Nature of Operations

Alpha Petroleum Exploration Corporation (“Alpha” or the “Company”) was incorporated under the laws of the State of New York in 1968 and has been primarily inactive since 1988.

In 1999, the Company formed a 100% owned subsidiary, Polo Energy Corporation (“Polo”). Polo’s business is the investment in international oil and gas production.

During 2001 its interest in Polo was adjusted to 55%.

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

Investments

The Company’s subsidiary, Polo, owns a .170443% interest in Benex Oil and Gas Company, LLC representing a share in its KOI Chush #1 well in Atoka County, Oklahoma. The capital account at December 31, 2005 and September 30, 2007 was $11,155, however, it has been recorded net of an equivalent valuation allowance, due to the lack of revenue production from the well.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006
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
YEARS ENDED SEPTEMBER 30, 2007 AND 2006
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

The Company has the following plans for the immediate future:

Alpha Petroleum Exploration Corporation plans to enter the ‘Medical Area’ and will seek out such companies or investments once it is in full Compliance with reference to all SEC filing requirements.

Journey Entertainment Corporation, a l00% owned Subsidiary of Alpha, plans to assemble an information exchange website- cheap subscription and advertising. It is the plan for Alpha to spin-out the shares of Journey to the shareholders of Alpha in a Form 10 Registration.

Alpha Technologies is 77.5 % owned by Alpha- the balance of the shares are owned by a Finnish Technology individual. It is the Plan of Alpha to raise money through a private placement and attempt to find and to invest in certain Finnish technology companies that have a ‘World’ market for their products and open offices in San Francisco and Finland. It is anticipated that a private placement will occur and the shares will be spun-out to the Alpha Shareholders.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006
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

Disclaimer- All of the above- contemplated transactions will only be commenced once Alpha is in full compliance with the SEC filing requirements — under the 33 Act’ and once those discussions are commenced there are no guarantees that any of the objectives stated above will be successfully brought to a closing.

D.	Income Taxes

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

Accounting principles generally accepted in the United States of America require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. The Company has available at September 30, 2007, approximately $146,700 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2007 to 2021. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance has been provided equal to the value of these carry forwards. Accordingly, no net deferred tax asset is reflected in these financial statements.

E.	Stockholders’ Deficiency

Loss per share of common stock is based on weighted average number of common shares outstanding for each period presented. The Company has 1,399, 912 shares of common stock issued and outstanding at September 30, 2007.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006
The Company has granted options to The Fiore, Fedeli & Snyder firm, P.C. in connection with its efforts to assist the Company with certain accounting, reporting and tax issues.

Date of Grant	# of Shares	Exercise Price
04/26/01	7,500	$1.00/sh
07/15/02	7,500	$1.00/sh
10/11/02	5,000	$1.00/sh

Total options outstanding	20,000

None of the options have been exercised, forfeited or expired. They are deemed to have no current value.
F.	Contingencies

There is no pending or threatened litigation against the Company which could have a material effect on the consolidated financial statements.

G.	Subsequent Events

In December 2007 the shareholders of Alpha agreed to redistribute the 1,399,912 shares of outstanding Alpha stock to the following ownership groups:

PERCENT
ENTITY	INTEREST
Peach Bottom Corporation	31%
Robert M. Cohen	60%
Public	9%

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

December 31,
2007
ASSETS
Current Assets
Cash	$1,100

Total Current Assets	1,100

Investment in affiliate, net of valuation allowance of $11,155	—

Total Assets	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$59,073
Income taxes payable	1,127

Total Current Liabilities	60,200

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999
Additional paid-in-capital	7,237,296
Accumulated deficit	(7,310,395)

(59,100)

$1,100

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006

Revenue

General and administrative expenses	$3,231	—

Loss from Operations	(3,231)	—

Other income (expense)
Tax interest and penalties	(16)	(35)

	(16)	(35)

NET LOSS	$(3,247)	$(35)

Weighted average number of shares outstanding	1,399,912	1,399,912

Loss per share	$(0.00)	$(0.00)

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities

Net loss	$(3,247)	$(35)

Adjustments to reconcile net loss to net cash provided by operating activities
Expenses paid by shareholders	14,331
Changes in operating assets and liabilities
Accounts payable	(11,100)	—
Increase in tax liability	16	35

Net cash used in operating activities	—	—
Net increase in cash		—

Cash, beginning of period	1,100	1,100

Cash, end of period	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for
Interest	$—	$—

Taxes	$—	$—