Form 10-Q
period 2007-12-31
ALPHA PETROLEUM EXPLORATION CORP
filed 2008-11-12
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
Commission file number 0-9563
ALPHA PETROLEUM EXPLORATION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	23-2090563

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)
18302 Highwoods Preserve Parkway, Suite 114, Tampa, FL 33647
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☑ Yes ☐ No
     As of December 31, 2007, 1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

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

2

PART TWO
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None.
ITEM 2. CHANGES IN SECURITIES.
Effective December 31, 2007, the majority shareholder of the Company, PeachBottom Corporation transferred 839,947 shares to Robert M. Cohen. Effective December 31, 2007, the ownership of the Company is as follows:

Entity	Number of Shares

Robert M. Cohen	839,947
PeachBottom Corporation	439,356
Public	120,609
It was also agreed that the shares of Journey Entertainment Corporation would be distributed to the Company’s shareholders once a spin-off of Journey is effected in the following percentages:

Entity	Percentage Interest

PeachBottom Corporation	60%
Robert M. Cohen	31%
Public	9%
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Financial Statements: Attached hereto

(b)	Reports on Form 8-K: None

31.1	Certification pursuant to Rule 13a-14(a)
32.1	Certification pursuant to U.S.C. Section 1350

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

/s/ Roland M. Jermyn, Jr.	November 12, 2008.
Roland M. Jermyn, Jr., Director
Principal Executive Officer, and Principal Financial Officer

4

ALPHA PETROLEUM EXPLORATION CORPORATION

PAGE
Consolidated Balance Sheets as of December 31, 2008 and September 30, 2007	F-1

Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006	F-2

Consolidated Statements of Cash Flow for the three months ended December 31, 2007 and 2006	F-3

Notes to Consolidated Financial Statements	F-4-F-10

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2007	2007
ASSETS
Current Assets
Cash	$1,100	$1,100

Total Current Assets	1,100	1,100

Investment in affiliate, net of valuation allowance of $11,155	—	—

Total Assets	$1,100	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$59,073	$70,173
Income taxes payable	1,127	1,110

Total Current Liabilities	60,200	71,284

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999	13,999
Additional paid-in-capital	7,237,296	7,222,965
Accumulated deficit	(7,310,395)	(7,307,148)

	(59,100)

	$1,100	$1,100

See notes to consolidated financial statements

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

See notes to consolidated financial statements

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

See notes to consolidated financial statements

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)
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
THREE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)
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
THREE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)
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
     The Company has begun to seek and identify companies which are capable of being market leaders in segments of the information technology industry and which are at a stage of development that would benefit from the Company’s business development and management support,financing, and market knowledge. The Company is investing in entities in which it can purchase a large enough stake to enable it to have significant influence over the management and policies of the company and to realize a large enough return to compensate it for its investment of management time and effort, as well as capital.
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
THREE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)
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
THREE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)
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