Form 10-Q
period 2008-03-31
ALPHA PETROLEUM EXPLORATION CORP
filed 2008-11-12
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008.
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
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): ☐ Large accelerated filer ☐ Accelerated filer
☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☑ Yes ☐ No
     As of March 31, 2008, 1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

1

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
/s/ Roland M. Jermyn, Jr.                            November 12, 2008.
Roland M. Jermyn, Jr., Director
Principal Executive Officer, and
Principal Financial Officer

4

ALPHA PETROLEUM EXPLORATION CORPORATION

PAGE
Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007	F-1

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and the six months ended March 31, 2008 and 2007	F-2

Consolidated Statements of Cash Flow for the six months ended March 31, 2008 and 2007	F-3

Notes to Consolidated Financial Statements	F-4-F-8

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash	$1,100	$1,100

Total Current Assets	1,100	1,100

Investment in affiliate, net of valuation allowance of $11,155	—	—

Total Assets	$1,100	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$51,573	$70,173
Income taxes payable	1,156	1,111

Total Current Liabilities	52,729	71,284

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999	13,999
Additional paid-in-capital	7,248,149	7,222,965
Accumulated deficit	(7,313,777)	(7,307,148)

	(51,629)	(70,184)

	$1,100	$1,100

See notes to consolidated financial statements

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenue	$—	$—	$—	$—

General and administrative expenses	3,353	—	6,584	—

Loss from Operations	(3,353)	—	(6,584)	—

Other income (expense)
Tax interest and penalties	(29)	(135)	(45)	(170)

	(29)	(135)	(45)	(170)

NET LOSS	$(3,382)	$(135)	$(6,629)	$(170)

Weighted average number of shares outstanding	1,399,912	1,399,912	1,399,912	1,399,912

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to consolidated financial statements

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
	2008	2007

Cash flows from operating activities

Net loss	$(6,629)	$(170)

Adjustments to reconcile net loss to net cash provided by operating activities
Expenses paid by shareholders	25,184	—
Changes in operating assets and liabilities
Accounts payable	(18,600)	—
Increase in tax liability	45	170

Net cash used in operating activities	—	—
Net increase in cash		—

Cash, beginning of period	1,100	1,100

Cash, end of period	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for
Interest	$—	$—

Taxes	$—	$—

See notes to consolidated financial statements

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

A.	Organization and Nature of Operations

Alpha Petroleum Exploration Corporation (“Alpha” or the “Company”) was incorporated under the laws of the State of New York in 1968 and has been primarily inactive since 1988.

In 1999, the Company formed a 100% owned subsidiary, Polo Energy Corporation (“Polo”). Polo’s business is the investment in oil and gas production.

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

Investments

The Company’s subsidiary, Polo, owns a .170443% interest in Benex Oil and Gas Company, LLC representing a share in its KOI Chush #1 well in Atoka County, Oklahoma. The capital account at December 31, 2005 was $11,155, however, it is shown on the balance sheet net of an equivalent valuation allowance, due to the lack of revenue production from the well.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Payments of expenses advanced by owners and interested parties are recorded as contributions of additional paid-in-capital.

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

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

C.	Going Concern issues and Plans for Reinstatement (continued)

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

The Company has the following plans for the immediate future:

Alpha Petroleum Exploration Corporation plans to enter the “Medical Area” and will seek out such companies or investments once it is in “compliance” with all relevant regulatory (including SEC) filings.

Journey Entertainment Corporation, a 100% owned Subsidiary of Alpha, plans to assemble an information exchange website-cheap subscription and advertising. It is the plan for Alpha to spin-out the shares of Journey to the shareholders of Alpha in a Form 10 Registration.

Alpha Technologies is 77.5% owned by Alpha — the balance of the shares are owned by a Finnish Technology individual. It is the Plan of Alpha to raise money through a private placement and attempt to find and to invest in certain Finnish technology companies that have a “world” market for their products and open offices in San Francisco and Finland. It is anticipated that a private placement will occur and the shares will be spun-out to the Alpha Shareholders.

Polo Energy — a 55% owned Subsidiary — anticipates that once the Parent Company is fully in compliance with the SEC that it will enter into discussions with the shareholders of Bengalia Exploration Corporation which holds acreage where two wells have been drilled. Polo will discuss with those shareholders the merger of their Company into Polo and then a private placement to raise funds for the acquisition of acreage and the drilling of the “third well” on the block of acerage.

Disclaimer — All of the above — contemplated transactions will only be commenced once Alpha is in full compliance with the SEC — under the 1933 Act and once those discussions are commenced there are no guarantees that any of the objectives stated above will be successfully brought to a closing.

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Accounting principles generally accepted in the United States of America require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. The Company has available at March 31, 2008, approximately $146,700 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2007 to 2021. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, no current or deferred tax benefit nor deferred tax asset is reflected in these financial statements.

E.	Shareholders’ Deficiency

Loss per share of common stock is based on weighted average number of common shares outstanding for each period presented. The Company has 1,399,912 shares of common stock issued and outstanding at March 31, 2008.

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

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

F.	Contingencies

There is no pending or threatened litigation against the Company which could have a material effect on the consolidated financial statements.

G.	Shareholder Redistribution

In December 2007 the shareholders of Alpha agreed to redistribute the 1,399,912 shares of outstanding Alpha stock to the following ownership groups:

PERCENT
ENTITY	INTEREST
Robert M. Cohen	60%
Peach Bottom Corporation	31%
Public	9%

It was also agreed that the shares of Journey Entertainment Corporation would be distributed to Alpha shareholders in the following percentages once Journey is spun-off via a Form Ten Registration:

PERCENT
ENTITY	INTEREST
Peach Bottom Corporation	60%
Robert M. Cohen	31%
Public	9%