Form 10-Q
period 2008-06-30
ALPHA PETROLEUM EXPLORATION CORP
filed 2008-11-12
CIK 90685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☑ Yes ☐ No
     As of June 30, 2008, 1,399,912 shares of Common Stock, $0.01 par value, were outstanding.

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

/s/ Roland M. Jermyn, Jr. Roland M. Jermyn, Jr., Director Principal Executive Officer, and Principal Financial Officer	November 12, 2008.

4

ALPHA PETROLEUM EXPLORATION CORPORATION

PAGE
Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007	F-1

Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 and the nine months ended June 30, 2008 and 2007	F-2

Consolidated Statements of Cash Flow for the nine months ended June 30, 2008 and 2007	F-3

Notes to Consolidated Financial Statements	F-4 - F-8

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash	$1,100	$1,100

Total Current Assets	1,100	1,100

Investment in affiliate, net of valuation allowance of $11,155	—	—

Total Assets	$1,100	$1,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$51,573	$70,173
Income taxes payable	1,185	1,111

Total Current Liabilities	52,758	71,284

Stockholders’ Deficiency
Common stock, par value $.01 authorized, 40,000,000 shares; issued and outstanding, 1,399,912 shares	13,999	13,999
Additional paid-in-capital	7,260,322	7,222,965
Accumulated deficit	(7,325,979)	(7,307,148)

	(51,658)	(70,184)

	$1,100	$1,100

See notes to consolidated financial statements

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenue	$—	$—	$—	$—
General and administrative expenses	12,173	14,500	18,757	14,500

Loss from Operations	(12,173)	(14,500)	(18,757)	(14,500)

Other income (expense)
Tax interest and penalties	(29)	(32)	(74)	(202)

	(29)	(32)	(74)	(202)

NET LOSS	$(12,202)	$(14,532)	$(18,831)	$(14,702)

Weighted average number of shares outstanding	1,399,912	1,399,912	1,399,912	1,399,912

Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See notes to consolidated financial statements

ALPHA PETROLEUM EXPLORATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities

Net loss	$(18,831)	$(14,702)

Adjustments to reconcile net loss to net cash provided by operating activities
Expenses paid by shareholders	37,357	14,500
Changes in operating assets and liabilities
Accounts payable	(18,600)	—
Increase in tax liability	74	202

Net cash used in operating activities	—	—
Net increase in cash		—

Cash, beginning of period	1,100	1,100

Cash, end of period	$1,100	$1,100

Supplemental disclosures of cash flow information

Cash paid during the periods for
Interest	$—	$—

Taxes	$—	$—

See notes to consolidated financial statements

ALPHA PETROLEUM EXPLORATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
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
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
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
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
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
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
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
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
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
It was also agreed that the shares of Journey Entertainment Corporation would be distributed to Alpha shareholders in the following percentages once Journey is spun-off via a Form Ten Registration:

PERCENT
ENTITY	INTEREST
Peach Bottom Corporation	60%
Robert M. Cohen	31%
Public	9%
H.	Subsequent Event

The shareholders of Alpha are considering issuing a Private Placement Memorandum in compliance with Securities and Exchange Commission Rule 144 in late 2008. Additionally, management plans to file a Form 15c211 with the National Association of Securities Dealers to allow Alpha stock to be traded on the Over-The-Counter Bulletin Board.